Form 10-Q
period 2015-06-30
Elm Valley Acquisition Corp
filed 2015-08-14
CIK 1623021

SECURITIES AND EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________ to _________

Commission file number	000-55304

ELM VALLEY ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	47-2072789
(State or other jurisdiction ofincorporation ororganization)	(I.R.S. Employer Identification No.)

2400 E Katella Ave. #800, Anaheim, CA 92806
(Address of principal executive offices) (zip code)

866-598-3210
(Registrant's telephone number, including area code)
Indicate  by check mark whether the registrant (1) has filed all reports required  to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X ]    No

Indicate  by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller  reporting company" in Rule 12b-2 of the Exchange  Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer (do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate  by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act).  Yes [X]     No

Indicate  the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding Common Shares at August 12, 2015
Common Stock, par value $0.0001	20,500,000

Documents incorporated by reference:    None

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements

Unaudited Condensed Financial Statements	3-5

Notes to Unaudited Condensed Financial Statements	6-9

ELM VALLEY ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)

ASSETS

Current assets
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total liabilities	$-	$-

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding as of June 30, 2015 and
December 31, 2014, respectively	2,000	2,000
Discount on Common Stock	(2,000)	(2,000)
Additional paid-in capital	712	712
Accumulated deficit	(712)	(712)

Total stockholders' equity	-	-

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral  part of these unaudited condensed financial statements.

ELM VALLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED  STATEMENTS OF OPERATIONS

	For the three months	For the six months
	ended	ended
	June 30, 2015	June 30, 2015

Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses	-	-

Operating loss	-	-

Loss before income taxes	-	-

Income tax expense	-	-

Net loss	$-	$-

Loss per share - basic and diluted	$-	$-

Weighted average shares-
basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELM VALLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months
ending
June 30, 2015

OPERATING ACTIVITIES
Net loss	$-

Changes in Operating Assets and Liabilities	-

Net cash used in operating activities	-

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

Supplemental cash flow information
Interest paid	$-

Income tax paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ELM VALLEY ACQUISITION CORPORATION
Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS

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

Certain information and footnote  disclosures normally  present in annual financial statements prepared  in accordance with accounting principles generally accepted  in the United States of America ("U.S. GAAP") were omitted pursuant  to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included  in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. The results for the three months ended June 30, 2015, are not necessarily indicative of the results to be expected  for the year ending December  31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2015 and December  31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the  Company to concentrations of  credit  risk  consist  principally  of  cash.  The  Company  places  its  cash  with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred  tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying  amounts of existing assets and liabilities and their respective tax bases. Deferred  tax assets and liabilities are measured  using enacted tax rates expected  to apply to taxable income in the years in which those temporary differences are expected  to be recovered or settled.  Valuation allowances are established when it is more likely than not that some or all of the deferred  tax assets will not be realized. As of June 30, 2015 there were no deferred  taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes  dilution  and is computed  by dividing net loss by the weighted  average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution  that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted  in the issuance  of common stock that then shared in the loss of the entity.  As of June 30, 2015, there are no outstanding dilutive  securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2015.

The Company had working capital of $0 and an accumulated deficit of $712 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate  sufficient cash flows from a business  combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected  to have a significant effect on current accounting practice  or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed  Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance  varies based on the amendments in this Update. The amendments in this Update that require transition guidance  are effective for all entities  for fiscal years, and interim periods within those fiscal years, beginning after December  15, 2015. Early adoption  is permitted, including adoption  in an interim period. All other amendments will be effective upon the issuance  of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4 - STOCKHOLDERS' EQUITY

On September 25, 2014 the Company issued 20,000,000 founders  common stock to two directors and officers  of which 19,500,000 were redeemed  on July 1, 2015.

On July 2, 2015, the Company issued 20,000,000 shares to four shareholders.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of August 12, 2015, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

With the following events, the Company effected  a change in control:

On July 1, 2015, the Company redeemed  an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On July 1, 2015, James Cassidy resigned  as the Company's president, secretary and director  and James McKillop  resigned as the Registrant's vice president and director  and Daniel Walls was elected the sole director  of the Company and appointed to serve as its President, Secretary, and Treasurer.

On July 2, the Company issued shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% the total outstanding 20,500,000 shares of common stock as follows:

10,250,000	Christopher Wright
3,250,000	Raymond Wright
3,250,000	Daniel Walls
3,250,000	Christopher Franchino

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

Subsequent Event

Subsequent to the period covered by this Report, the Company effected a change in control with the following events:

On July 1, 2015, the Company redeemed  an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On July 1, 2015, James Cassidy resigned  as the Company's president, secretary and director  and James McKillop  resigned as the Registrant's vice president and director  and Daniel Walls was elected the sole director  of the Company and appointed to serve as its President, Secretary, and Treasurer.

On July 2, the COmpany issued shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% the total outstanding 20,500,000 shares of common stock as follows:

10,250,000	Christopher Wright
3,250,000	Raymond Wright
3,250,000	Daniel Walls
3,250,000	Christopher Franchino

With the issuance  of the stock and the redemption of 19,500,000 shares of stock , the Company effected  a change in its control and the new majority shareholder(s) elected new management of the Company.  The Company may develop its business  plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business  combination. If the Company makes any acquisitions, mergers or other business  combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

The Company intends to consult with or effect a business  combination with a private company engaged in the cannabis/marijuana business.  The Company intends to assist in that company's expansion  in their growth and stability in the emerging  cannabis  industry  with a particular expertise in farming,  distribution and scaling operations.  The Company anticipates that this emerging  industry will provide large demand and a variety of growth opportunities. No agreements have been executed  and if and when such a business  combination is effected, the Company will file a Form 8-K.

Prior to the change in control,  the Company's operations were limited to issuing shares of common stock to its original  shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant  to the Securities Exchange  Act of 1934 as amended to register  its class of common stock.

Elm Valley has no operations nor does it currently engage in any business  activities generating revenues.  Elm Valley's  principal business  objective is to achieve a business  combination with the target company.

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

As of June 30, 2015 Elm Valley had not generated revenues  and had no income or cash flows from operations since inception.  For the six months ended June 30, 2015 Elm Valley had sustained net loss of $0, and had an accumulated deficit of $712.

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

Prior to the change in control,  management paid all the expenses of Elm Valley with no expectation of repayment at any time.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required  to be filed by Smaller reporting companies.

ITEM 4.  Controls  and Procedures.

Disclosures and Procedures

Pursuant  to Rules adopted by the Securities and Exchange  Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls  and procedures pursuant  to Exchange  Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

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

PART II -- OTHER INFORMATION`

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From inception (September 25, 2014), the Company has issued 20,000,000 common shares pursuant  to Section 4(2) of the Securities Act of 1933 for an aggregate purchase  price of $2,000 as folllows:

On September 25, 2014, the Company issued the following shares of its common stock:

Name	Number of Shares

James Cassidy	10,000,000
James McKillop	10,000,000

On July 1, 2015, 19,500,000 of the then outstanding 20,000,000 shares were redeemed  pro rata from the two shareholders.

On July 2, 2015, the Company issued 20,000,000 shares of common stock at par pursuant  to Section 4(2) of the Securities Act of 1933 as follows:

10,250,000	Christopher Wright
3,250,000	Raymond Wright
3,250,000	Daniel Walls
3,250,000	Christopher Franchino

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

ELM VALLEY ACQUISITION CORPORATION

Dated: August 14, 2015	By:	/s/ Daniel Walls
Daniel Walls
President, Chief Financial Officer